Form 10-K
period 2004-12-31
GE Dealer Floorplan Master Note Trust; CDF FINANCING LLC; CDF Funding, Inc.; DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST
filed 2005-03-28
CIK 1290200, 1217630, 1290205, 1106983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004.
or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

333-115582, 333-115582-02, 333-115582-03, 333-115582-04
(Commission File Numbers)

GE DEALER FLOORPLAN MASTER NOTE TRUST,
Co-Registrant and Issuer

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST,

Co-Registrant and the Underlying Trust

CDF FUNDING, INC.

Co-Registrant and Transferor

CDF FINANCING, L.L.C.

Co-Registrant

(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Issuer)

88-0355652 (CDF Financing, L.L.C. Trust)

20-1060484 (CDF Funding, Inc.)

(Registrants’ I.R.S. Employer Identification No., as applicable)

5595 Trillium Boulevard
Hoffman Estates, Illinois 60192

(847) 747-6800

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                        None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

Documents Incorporated by Reference. None.

PART I

Item 1.  Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Dealer Floorplan Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a trust agreement, dated as of April 20, 2004, and as amended and restated pursuant to an amended and restated
trust agreement, dated as of August 12, 2004 (the “Trust Agreement”), between CDF Funding, Inc., a Delaware corporation and a co-registrant (referred to herein as the “Company” or the “Transferor”) and The Bank of New York (Delaware), a Delaware banking corporation, as the owner trustee (the “Owner Trustee”). The
Trust issued $1,250,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-1 (the “Series 2004-1 Notes”) and $1,250,000,000
in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-2 (the “Series 2004-2 Notes”; and together with the Series 2004-1 Notes, the
“Notes”) pursuant to a master indenture, dated as of August 12, 2004 (the “Master Indenture”), between the Trust and Wilmington Trust Company, a Delaware banking corporation, as the indenture trustee (the “Indenture Trustee”), and as supplemented by a series 2004-1 indenture supplement with respect to the
Series 2004-1 Notes, and a series 2004-2 indenture supplement with respect to the Series 2004-2 Notes, each dated as of August 12, 2004.

In no-action letters issued to a variety of issuers of asset-backed securities, the Division of Corporation Finance has stated that it would not raise any objection if modified reports on Form 10-K were filed omitting certain information required by Form 10-K. In reliance particularly on the letter relating to ITT Floorplan
Receivables L.P. (April 25, 1994), responses to certain Items in this Report have been omitted or modified.

Item 2. Properties

Not applicable.

See Item 15.

Item 3. Legal Proceedings

No material legal proceedings involving the Trust, or to the extent relating to the Trust or the assets of the Registrant, the Indenture Trustee, the Co-Registrants,
General Electric Capital Corporation, as the master servicer (the “Master Servicer”) or the Owner Trustee, were pending at December 31, 2004 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee, the Owner Trustee, the Master Servicer or the
Co-Registrants.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	The Transferor is not aware of any market in which the Notes are traded.

(b)
Each publicly-offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository
Trust Company. As of March 1, 2005, according to information received from the Indenture Trustee, there are no other registered holders of record of such Notes.

(c)	Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

CDF Funding, Inc. owns 100% of certificates issued by the Trust pursuant to the Trust Agreement.

Each publicly offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The
Depository Trust Company.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on behalf of the co-registrants by the undersigned, thereunto duly authorized.

Date: March 28, 2005

CDF FUNDING, INC.,
(Co-Registrant)

By:  /s/ Michael Cipolla
Name: Michael Cipolla
Title: Vice President

GE DEALER FLOORPLAN MASTER NOTE TRUST
(Co-Registrant)

By: CDF FUNDING, INC.

By: /s/ Michael Cipolla
Name: Michael Cipolla
Title: Vice President

CDF FINANCING, L.L.C.
(Co-Registrant)

By: /s/ W. Steven Culp
Name: W. Steven Culp
Title: Vice President and Treasurer

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN
MASTER TRUST
(Co-Registrant)

By: CDF FINANCING, L.L.C.

By: /s/ W. Steven Culp
Name: W. Steven Culp
Title: Vice President and Treasurer

EXHIBIT INDEX

Exhibit 31: Certificate of Officer of Depositor Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Master Servicer for the year ended December 31, 2004.

Exhibit 99.2: Independent Accountants Report of KPMG on Management’s Assertions with respect to GE Dealer Floorplan Master Note Trust

Exhibit 99.3: Series 2004-1 and Series 2004-2 Aggregate Collection Data Year 2004.