Form 10-K
period 2005-12-31
GE Dealer Floorplan Master Note Trust; CDF FINANCING LLC; CDF Funding, Inc.; DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST
filed 2006-05-19
CIK 1290200, 1217630, 1290205, 1106983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
88-0355652 (CDF Financing, L.L.C.)
20-1060484 (CDF Funding, Inc.)
(Registrants’ I.R.S. Employer Identification No., as applicable)
5595 Trillium Boulevard
Hoffman Estates, Illinois 60192
(847) 747-6800
(Address and Telephone Number of Principal Executive Offices)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Registrant does not have any voting stock.
Documents Incorporated by Reference. None.

PART I
Item 1. Business
This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Dealer Floorplan Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a trust agreement, dated as of April 20, 2004, and as amended and restated pursuant to an amended and restated trust agreement, dated as of August 12, 2004 (the “Trust Agreement”), between CDF Funding, Inc., a Delaware corporation and a co-registrant (referred to herein as the “Company” or the “Transferor”) and The Bank of New York (Delaware), a Delaware banking corporation, as the owner trustee (the “Owner Trustee”). The Trust issued $1,250,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-1 (the “Series 2004-1 Notes”), $1,250,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-2 (the “Series 2004-2 Notes”), $1,250,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”) and $750,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-2 (the “Series 2005-2 Notes”; and together with the Series 2004-1 Notes, the Series 2004-2 Notes and the Series 2005-1 Notes, the “Notes”) pursuant to a master indenture, dated as of August 12, 2004 (the “Master Indenture”), between the Trust and Wilmington Trust Company, a Delaware banking corporation, as the indenture trustee (the “Indenture Trustee”), and as supplemented by a series 2004-1 indenture supplement with respect to the Series 2004-1 Notes, dated as of August 12, 2004, a series 2004-2 indenture supplement with respect to the Series 2004-2 Notes, dated as of August 12, 2004, a series 2005-1 indenture supplement with respect to the Series 2005-1 Notes, dated as of May 5, 2005 and a series 2005-2 indenture supplement with respect to the Series 2005-2 Notes, dated as of October 20, 2005.
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
Item 2. Properties
Not applicable.
See Item 15.
Item 3. Legal Proceedings
No material legal proceedings involving the Trust, or to the extent relating to the Trust or the assets of the Registrant, the Indenture Trustee, the Co-Registrants, General Electric Capital Corporation, as the master servicer (the “Master Servicer”) or the Owner Trustee, were pending at December 31, 2005 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee, the Owner Trustee, the Master Servicer or the Co-Registrants.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
(a)	The Transferor is not aware of any market in which the Notes are traded.

(b)	Each publicly-offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. As of ___ ___, 2006, according to information received from the Indenture Trustee, there are no other registered holders of record of such Notes.

(c)	Not applicable.
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

Date: May 18, 2006
CDF FUNDING, INC., (Co-Registrant)

	By:	/s/ Fred Robustelli

Name: Fred Robustelli
Title: Vice President

GE DEALER FLOORPLAN MASTER NOTE TRUST (Co-Registrant)

By:	CDF FUNDING, INC.

By:	/s/ Fred Robustelli

Name: Fred Robustelli
Title: Vice President

CDF FINANCING, L.L.C. (Co-Registrant)

By:	/s/ John E. Peak

Name: John E. Peak
Title: Manager

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST (Co-Registrant)

By:	CDF FINANCING, L.L.C.

By:	/s/ John E. Peak

Name: John E. Peak
Title: Manager

EXHIBIT INDEX
Exhibit 31: Certificate of Officer of Depositor Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Master Servicer for the year ended December 31, 2005.
Exhibit 99.2: Independent Accountants Report of KPMG on Management’s Assertions with respect to GE Dealer Floorplan Master Note Trust.
Exhibit 99.3: Series 2004-1 and Series 2004-2 Aggregate Collection Data Year 2004.
Exhibit 99.4: Series 2005-1 and Series 2005-2 Aggregate Collection Data Year 2005.