Form 10-K
period 2006-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2007-03-29
CIK 1290200, 1290205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

              Commission File Number of issuing entity: 333-115582

                      GE DEALER FLOORPLAN MASTER NOTE TRUST
           (Exact name of issuing entity as specified in its charter)

                                CDF FUNDING, INC.
              (Exact name of depositor as specified in its charter)

                 GE COMMERCIAL DISTRIBUTION FINANCE CORPORATION
               (Exact name of sponsor as specified in its charter)

                                    Delaware
        (State or Other Jurisdiction of Incorporation of the Registrant)

                         20-1060484 (CDF Funding, Inc.)
                      (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

--------------------------------------------------------------------------------

                                     PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 1, Business

(b) ITEM 1A, Risk Factors

(c) ITEM 2, Properties

(d) ITEM 3, Legal Proceedings

(e) ITEM 4, Submission of Matters to a Vote of Security Holders

ITEM 1B. Unresolved Staff Comments.

Not applicable

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

ITEM 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by GE Dealer Floorplan Master Note Trust (the "Issuing Entity").

ITEM 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the "Notes") or certificates (the "Certificates") issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes or Certificates.

ITEM 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 of Regulation AB. Legal Proceedings.

No legal proceedings pending (or known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (the "Sponsor"), CDF Funding, Inc. (the "Depositor"), Wilmington Trust Company (the "Indenture Trustee"), Deutsche Bank Trust Company Americas ("Deutsche"), The Bank of New York (Delaware) ("Owner Trustee"), the Issuing Entity, General Electric Capital Corporation ("GE Capital"), Brunswick Acceptance Company, LLC ("BAC"), or Polaris Acceptance ("PA"), or of which any property of the foregoing is subject, are material to holders of the Notes or the Certificates.

                                    PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 5, Market for Registrant's Common Equity and Related Stockholder
Matters

(b) ITEM 6, Selected Financial Data

(c) ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

(d) ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk

(e) ITEM 8, Financial Statements and Supplementary Data

(f) ITEM 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(g) ITEM 9A, Controls and Procedures

ITEM 9B. Other Information

None.

                                    PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10, Directors and Executive Officers of the Registrant

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management

ITEM 13, Certain Relationships and Related Transactions

ITEM 14, Principal Accountant Fees and Services

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

ITEM 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is an originator and a sub-servicer. The Depositor is a wholly-owned subsidiary of affiliates of the Sponsor. The Depositor is the sole equity owner of the Issuing Entity; therefore, the Issuing Entity is an affiliated party of the Depositor and the Sponsor.

GE Capital is the master servicer, the administrator for the Issuing Entity and an originator. GE Capital is a stockholder of the Depositor and is therefore an affiliate of both the Sponsor and the Issuing Entity. BAC is an originator and a joint venture between Brunswick Financial Services Corporation and CDF Ventures, LLC (formerly known as Transamerica Ventures, LLC). CDF Ventures, LLC is an indirect subsidiary of the Sponsor and is therefor also affiliated with the Sponsor and the Issuing Entity. PA is an originator and a partnership between Polaris Acceptance, Inc. and CDF Joint Ventures, Inc. (formerly known as Transamerica Joint Ventures, Inc.). CDF Joint Ventures, Inc. is a direct subsidiary of the Sponsor and is therefore affiliated with the Sponsor and the Issuing Entity.

Neither the Indenture Trustee nor the Owner Trustee is affiliated with any of the Sponsor, the Depositor or the Issuing Entity. Pursuant to an agency agreement between the Indenture Trustee and Deutsche, Deutsche has agreed to perform certain administrative services on behalf of the Indenture Trustee. Deutsche is not affiliated with any of the Sponsor, the Depositor or the Issuing Entity.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates as described in Item 1119(a) of Regulation AB. In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties mentioned in this Item.

ITEM 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GE Capital (in its role as servicer), the Sponsor (in its role as sub-servicer), the Indenture Trustee and Deutsche (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report "), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports has identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Parties, except as set forth below. The Servicing Report and the Attestation Report with respect to GE Capital identified the following material instance of non-compliance with the servicing criteria applicable to GE Capital: the Form 10-K for the Issuing Entity for the fiscal year ended December 31, 2005 was not filed within 90 days from the end of such fiscal year. Instead, such Form 10-K was filed on May 14, 2006. After discussions with the staff of the Securities and Exchange Commission, the staff allowed the registration statement relating to the Issuing Entity, for which the Deposition is the depositor, to become effective notwithstanding the late filing.

ITEM 1123 of Regulation AB. Servicer Compliance Statement.

GE Capital (in its role as servicer) and the Sponsor (in its role as sub-servicer) have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity. Each of GE Capital and the Sponsor has completed a statement of compliance with applicable servicing criteria (each a "Compliance Statement"), in each case signed by an authorized officer of GE Capital and the Sponsor, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 Certificate of Incorporation of the Depositor, as last amended on February 5, 2004, incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006, and filed by the registrant on June 21, 2006.

Exhibit 3.2       By-laws of the Depositor, incorporated by reference to
                  Exhibit 3.2 to Form S-3/A dated June 21, 2006, and filed by the registrant on June 21, 2006.

Exhibit 4.1 Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.2 Series 2004-1 Indenture Supplement, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.2 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.3 Series 2004-2 Indenture Supplement, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.3 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.4 Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to Form 8-K dated May 11, 2005, and filed by the registrant on May 11, 2005.

Exhibit 4.5 Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated October 26, 2005, and filed by the registrant on October 26, 2005.

Exhibit 4.6 Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.7 Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.8 Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated August 10, 2006, and filed by the registrant on August 11, 2006.

Exhibit 4.9 Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated November 9, 2006, and filed by the registrant on November 9, 2006.

Exhibit 4.10 Amended and Restated Trust Agreement, dated August 12, 2004, between CDF Funding, Inc and The Bank of New York (Delaware), incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.11 Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 2005, and filed by the registrant on May 11, 2005.

Exhibit 4.12 Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.2 to Form 8-K dated April 28, 2006, and filed by the registrant on May 4, 2006.

Exhibit 4.13 Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.4 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.14 Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.4 to Form 8-K dated August 10, 2006, and filed by the registrant on August 11, 2006.

Exhibit 4.15 Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.3 to Form 8-K dated November 9, 2006, and filed by the registrant on November 9, 2006.

Exhibit 31.1      Certification of officer of the Depositor.

Exhibit 33.1 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Capital).

Exhibit 33.2 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Sponsor).

Exhibit 33.3 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Indenture Trustee).

Exhibit 33.4 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche).

Exhibit 34.1      Attestation Report of KPMG LLP, with respect to GE Capital.

Exhibit 34.2      Attestation Report of KPMG LLP, with respect to Sponsor.

Exhibit 34.3      Attestation Report of KPMG LLP, with respect to Indenture
                  Trustee.

Exhibit 34.4      Attestation Report of KPMG LLP, with respect to Deutsche.

Exhibit 35.1      Servicing Compliance Statement of GE Capital.

Exhibit 35.2      Servicing Compliance Statement of the Sponsor.

Exhibit 35.3      Servicing Compliance Statement of Indenture Trustee.

Exhibit 35.4      Servicing Compliance Statement of Deutsche.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2007

                                                  CDF FUNDING, INC.,


                                                  By: /s/ Michael Brandt
                                                  ------------------------------
                                                  Name: Michael J. Brandt
                                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 3.1 Certificate of Incorporation of the Depositor, as last amended on February 5, 2004, incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006, and filed by the registrant on June 21, 2006.

Exhibit 3.2       By-laws of the Depositor, incorporated by reference to
                  Exhibit 3.2 to Form S-3/A dated June 21, 2006, and filed by the registrant on June 21, 2006.

Exhibit 4.1 Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.2 Series 2004-1 Indenture Supplement, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.2 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.3 Series 2004-2 Indenture Supplement, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.3 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.4 Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to Form 8-K dated May 11, 2005, and filed by the registrant on May 11, 2005.

Exhibit 4.5 Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated October 26, 2005, and filed by the registrant on October 26, 2005.

Exhibit 4.6 Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.7 Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.8 Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated August 10, 2006, and filed by the registrant on August 11, 2006.

Exhibit 4.9 Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.1 to Form 8-K dated November 9, 2006, and filed by the registrant on November 9, 2006.

Exhibit 4.10 Amended and Restated Trust Agreement, dated August 12, 2004, between CDF Funding, Inc and The Bank of New York (Delaware), incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004, and filed by the registrant on August 19, 2004.

Exhibit 4.11 Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 2005, and filed by the registrant on May 11, 2005.

Exhibit 4.12 Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.2 to Form 8-K dated April 28, 2006, and filed by the registrant on May 4, 2006.

Exhibit 4.13 Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.4 to Form 8-K dated June 30, 2006, and filed by the registrant on July 3, 2006.

Exhibit 4.14 Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.4 to Form 8-K dated August 10, 2006, and filed by the registrant on August 11, 2006.

Exhibit 4.15 Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between GE Dealer Floorplan Master Note Trust and Wilmington Trust Company, incorporated by reference to
                  Exhibit 4.3 to Form 8-K dated November 9, 2006, and filed by the registrant on November 9, 2006.

Exhibit 31.1      Certification of officer of the Depositor.

Exhibit 33.1 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Capital).

Exhibit 33.2 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Sponsor).

Exhibit 33.3 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Indenture Trustee).

Exhibit 33.4 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche).

Exhibit 34.1      Attestation Report of KPMG LLP, with respect to GE Capital.

Exhibit 34.2      Attestation Report of KPMG LLP, with respect to Sponsor.

Exhibit 34.3      Attestation Report of KPMG LLP, with respect to Indenture
                  Trustee.

Exhibit 34.4      Attestation Report of KPMG LLP, with respect to Deutsche.

Exhibit 35.1      Servicing Compliance Statement of GE Capital.

Exhibit 35.2      Servicing Compliance Statement of the Sponsor.

Exhibit 35.3      Servicing Compliance Statement of Indenture Trustee.

Exhibit 35.4      Servicing Compliance Statement of Deutsche.