Form 10-K
period 2007-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2008-03-28
CIK 1290200, 1290205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b−2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non−Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act).
Yes ☐ No ☒

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference: None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 1, Business
(b) ITEM 1A, Risk Factors
(c) ITEM 2, Properties
(d) ITEM 3, Legal Proceedings
(e) ITEM 4, Submission of Matters to a Vote of Security Holders

ITEM 1B. Unresolved Staff Comments.

Not applicable

Substitute Information Provided in Accordance with General Instruction J to Form 10−K:

ITEM 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by GE Dealer Floorplan Master Note Trust (the “Issuing Entity”).

ITEM 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes or Certificates.

ITEM 1115(b) of Regulation AB.  Certain Derivative Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 of Regulation AB. Legal Proceedings.

No legal proceedings pending (or known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (the “Sponsor”), CDF Funding, Inc. (the “Depositor”), Deutsche Bank Trust Company Americas (the “Indenture Trustee”), Wilmington Trust Company (the “Resigned Indenture Trustee”), BNYM (Delaware) (“Owner Trustee”), the Issuing Entity, General Electric Capital Corporation (“GE Capital”), Brunswick Acceptance Company, LLC (“BAC”), or Polaris Acceptance (“PA”), or of which any property of the foregoing is subject, are material to holders of the Notes or the Certificates.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 5, Market for Registrant’s Common Equity and Related Stockholder Matters
(b) ITEM 6, Selected Financial Data

(c) ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d) ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk
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

Substitute Information Provided in Accordance with General Instruction J to Form 10−K:

ITEM 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GE Capital (in its role as servicer), the Sponsor (in its role as sub-servicer), the Resigned Indenture Trustee and the Indenture Trustee have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report "), which Servicing Reports are attached as exhibits to this Form 10−K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10−K. Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Parties, except as set forth in the immediately following paragraph.

The Servicing Report and the Attestation Report for the Resigned Indenture Trustee identified the following material instance of non-compliance with the servicing criteria applicable to the Resigned Indenture Trustee: the Resigned Indenture Trustee did not comply with the applicable servicing criteria set forth in Item 1122 (d)(1)(ii) of Regulation AB. Paragraph 1122(d)(1)(ii) provides as follows: “(ii) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.” Certain of the Resigned Indenture Trustee’s responsibilities were delegated to Deutsche Bank Trust Company Americas (“DBTCA”) under an agency agreement dated as of August 12, 2004 (the “Agency Agreement”). Under the Agency Agreement, DBTCA assumed certain of the Resigned Indenture Trustee’s duties as indenture trustee with respect to the Issuing Entity. The Resigned Indenture Trustee has no contractual obligations or responsibilities under the Agency Agreement or otherwise to monitor the activities of DBTCA, and the Resigned Indenture Trustee did not do so. Notwithstanding the absence of any such express monitoring obligations, the Resigned Indenture Trustee’s management has determined that an assessment is required pursuant to Item 1122 of Regulation AB because the activities of the Resigned Indenture Trustee that are outsourced to DBTCA address the criteria in paragraph (d)(1)(ii) of Item 1122. DBTCA has delivered its own assessment under Item 1122 of Regulation AB with respect to these activities, which has identified no material instance of noncompliance. The Depositor and the Sponsor believe that the Resigned Indenture Trustee’s noncompliance with the applicable servicing criteria had no adverse impact on the Issuing Entity’s noteholders.

ITEM 1123 of Regulation AB. Servicer Compliance Statement.

GE Capital (in its role as servicer) and the Sponsor (in its role as sub-servicer) have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity. Each of GE Capital and the Sponsor has completed a statement of compliance with applicable servicing criteria (each a "Compliance Statement"), in each case signed by an authorized officer of GE Capital and the Sponsor, respectively. The Compliance Statements are attached as exhibits to this Form 10−K.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of the Depositor, as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1
Master Indenture, dated as of August 12, 2004, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2
Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.3
Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2005 and filed on October 26, 2005).

Exhibit 4.4
Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.5
Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.6
Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.7
Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November9, 2006 and filed on November 9, 2006).

Exhibit 4.8
Series 2007-1 Indenture Supplement, dated as of April 26, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 4.9
Series 2007-2 Indenture Supplement, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.10
Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.11
Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.12
Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.13
Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.14
Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.15
Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.16
Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.17
Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 99.1
Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2
Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.3
Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 99.4
Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5
Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6
Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7
Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8
Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9
Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10
Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11
Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21,
2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.13
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.14
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.15
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.16
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank Trust Company Americas).

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Wilmington Trust Company).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to GE Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank Trust Company Americas.

Exhibit 34.4	Attestation Report of KPMG LLP, with respect to Wilmington Trust Company.

Exhibit 35.1	Servicing Compliance Statement of GE Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of the GE Commercial Distribution Finance Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDF FUNDING, INC.,

Date: March 26, 2008	By:	/s/ Margaret S. Fritz
Name: Margaret S. Fritz
Title: Vice President and senior officer in charge of securitization

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of the Depositor, as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1
Master Indenture, dated as of August 12, 2004, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2
Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.3
Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 26, 2005 and filed on October 26, 2005).

Exhibit 4.4
Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.5
Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.6
Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.7
Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.8
Series 2007-1 Indenture Supplement, dated as of April 26, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 4.9
Series 2007-2 Indenture Supplement, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.10
Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.11
Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.12
Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.13
Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.14
Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.15
Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.16
Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.17
Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 99.1
Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2
Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.3
Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 99.4
Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5
Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6
Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7
Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8
Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333- 130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9
Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10
Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11
Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.13
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.14
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.15
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.16
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank Trust Company Americas).

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Wilmington Trust Company).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank Trust Company Americas.

Exhibit 34.4	Attestation Report of KPMG LLP, with respect to Wilmington Trust Company.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of the GE Commercial Distribution Finance Corporation.