Form 10-K
period 2009-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2010-03-30
CIK 1290200, 1290205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.
For the transition period from or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b−2 of the Exchange Act. (Check one):

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
(e) ITEM 4, (Removed and Reserved)

ITEM 1B.  Unresolved Staff Comments.

Not applicable

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

ITEM 9A(T).	Controls and Procedures.

Not applicable.

ITEM 9B.	Other Information.

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

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1
Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1
Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2
Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.3
Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated October 26, 2005 and filed on October 26, 2005).

Exhibit 4.4
Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.5
Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.6
Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.7
Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

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

Exhibit 4.10
Series 2009-1 Indenture Supplement, dated as of August 13, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 13, 2009 and filed on August 17, 2009).

Exhibit 4.11
Amended and Restated Series 2006-2 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.12
Amended and Restated Series 2006-4 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.13
Amended and Restated Series 2007-1 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.14
Amended and Restated Series 2007-2 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.5 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.15
Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.16
Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.17
Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.18
Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.19
Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.20
Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.21
Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.22
Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.23
Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.24
Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.25
Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.26
Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

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

Exhibit 99.4
Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

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

Exhibit 99.12
Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.14
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.15
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.16
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.17
Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.18
Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.19
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.20
First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.

Substitute Information Provided in Accordance with General Instruction J to Form 10−K:

ITEM 1112(b) of Regulation AB.  Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the Issuing Entity.

ITEM 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes.

ITEM 1115(b) of Regulation AB.  Certain Derivative Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 of Regulation AB.  Legal Proceedings.

No legal proceedings are pending (or known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (“GECDF” or the “Sponsor”), the Depositor, the Indenture Trustee, the Owner Trustee, the Issuing Entity, GE Capital, Brunswick Acceptance Company, LLC, or Polaris Acceptance, or of which any property of the foregoing is subject, that are material to holders of the Notes.

ITEM 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

GE Capital, GECDF and DBTCA (in its role as Indenture Trustee) (the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10−K.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10−K.  Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Parties.

ITEM 1123 of Regulation AB.  Servicer Compliance Statement.

GE Capital (in its role as servicer) and GECDF have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity.  Each of GE Capital and GECDF has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of GE Capital and GECDF, respectively.  The Compliance Statements are attached as exhibits to this Form 10−K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2010

CDF FUNDING, INC.,

By:  /s/ Thomas A. Davidson
Name: Thomas A. Davidson
Title:	Vice President and senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of the Depositor, as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1
Master Indenture, dated as of August 12, 2004, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2
Series 2005-1 Indenture Supplement, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.3
Series 2005-2 Indenture Supplement, dated as of October 20, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated October 26, 2005 and filed on October 26, 2005).

Exhibit 4.4
Series 2006-1 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.5
Series 2006-2 Indenture Supplement, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.6
Series 2006-3 Indenture Supplement, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.7
Series 2006-4 Indenture Supplement, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

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

Exhibit 4.10
Series 2009-1 Indenture Supplement, dated as of August 13, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 13, 2009 and filed on August 17, 2009).

Exhibit 4.11
Amended and Restated Series 2006-2 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.12
Amended and Restated Series 2006-4 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.13
Amended and Restated Series 2007-1 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.14
Amended and Restated Series 2007-2 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.5 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.15
Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.16
Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.17
Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.18
Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.19
Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.20
Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.21
Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.22
Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.23
Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.24
Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.25
Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.26
Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

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

Exhibit 99.12
Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.14
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.15
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.16
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.17
Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.18
Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.19
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.20
First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.