Form 10-K
period 2010-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2011-03-29
CIK 1290200, 1290205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number of issuing entity: 333-158937, 333-115582, 333-130782-02

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
 (Address of Principal Executive Offices)

(847) 747-6800
(Registrant’s Telephone Number)

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

Exhibit 4.27
Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.28
Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

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

Exhibit 99.13
Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.14
Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.16
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.17
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.18
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.19
Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.20
Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.21
Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.22
Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.23
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.24
Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.25
Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.26
First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.27
First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

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

ITEM 1117 of Regulation AB.  Legal Proceedings.

No legal proceedings are pending (or known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (“GECDF” or the “Sponsor”), the Depositor, the Indenture Trustee, the Owner Trustee, the Issuing Entity, General Electric Capital Corporation (“GE Capital”), Brunswick Acceptance Company, LLC, or Polaris Acceptance, or of which any property of the foregoing is subject, that are material to holders of the Notes.

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

Date:  March 28, 2011

CDF FUNDING, INC.,

By:/s/ Thomas A. Davidson
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

Exhibit 4.27
Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.28
Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

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

Exhibit 99.13
Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.14
Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15
Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.16
Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.17
Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.18
Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.19
Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.20
Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.21
Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.22
Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.23
Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.24
Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.25
Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.26
First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.27
First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

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