Form 10-K
period 2011-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2012-03-29
CIK 1290200, 1290205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number of issuing entity: 333-158937-01, 333-115582, 333-130782-02

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

2

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 1, Business

(b) ITEM 1A, Risk Factors

(c) ITEM 2, Properties

(d) ITEM 3, Legal Proceedings

(e) ITEM 4, Mine Safety Disclosures

ITEM 1B. Unresolved Staff Comments.

Not applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a) ITEM 5, Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

ITEM 9B. Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10, Directors, Executive Officers and Corporate Governance

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13, Certain Relationships and Related Transactions, and Director Independence

ITEM 14, Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).
3

Exhibit 4.1	Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2	Series 2009-1 Indenture Supplement, dated as of August 13, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 13, 2009 and filed on August 17, 2009).

Exhibit 4.3	Series 2011-1 Indenture Supplement, dated as of August 10, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 10, 2011 and filed on August 11, 2011).

Exhibit 4.4	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.5	Amended and Restated Series 2007-1 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.6	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.7	Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.8	Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.9	Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.10	Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.11	Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.12	Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).
4

Exhibit 4.13	Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.14	Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.15	Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.16	Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.17	Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 4.18	Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.19	Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 4.20	Supplement No. 14 to Master Indenture, dated as of December 16, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 4.21	Supplement No. 15 to Indenture, dated as of February 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 14, 2012 and filed on February 16, 2012).

Exhibit 99.1	Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2	Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.3	Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).
5

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9	Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10	Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11	Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12	Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13	Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.14	Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15	Amendment No. 8 to Receivables Sale Agreement, dated as of December 16, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).
6

Exhibit 99.16	Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.17	Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.18	Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.19	Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.20	Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.21	Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.22	Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.23	Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.24	Amendment No. 9 to Receivables Purchase and Contribution Agreement, dated as of December 16, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.25	Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.26	Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.27

Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.28	Amendment No. 4 to Amended and Restated Servicing Agreement, dated as of December 16, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.29	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.30	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 31.1	Certification of Officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.

Substitute Information Provided in Accordance with General Instruction J to Form 10−K:

ITEM 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the Issuing Entity.

ITEM 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes.

ITEM 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending (or proceedings known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (“GECDF” or the “Sponsor”), the Depositor, the Indenture Trustee, the Owner Trustee, the Issuing Entity, General Electric Capital Corporation (“GE Capital”), Brunswick Acceptance Company, LLC, or Polaris Acceptance, or of which any property of the foregoing is subject, that are material to holders of the Notes.

ITEM 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GE Capital, GECDF and Deutsche Bank Trust Company Americas (“DBTCA”) (in its role as Indenture Trustee) (the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10−K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10−K. Neither the Servicing Reports nor the Attestation Reports for DBTCA and GECDF have identified any material instances of noncompliance with the servicing criteria applicable to DBTCA or GECDF, as applicable.

The Servicing Report and the Attestation Report for GE Capital have identified the following material instances of noncompliance described in such Servicing Report as being applicable to GE Capital:

With respect to servicing criterion 1122(d)(1)(ii), for certain material servicing activities that were outsourced to a third party, the appropriate policies and procedures were not instituted to monitor the third party’s compliance with such servicing activities.

Management’s Discussion: GE Capital has identified a material deficiency in its policies and procedures to monitor the vendor’s compliance with servicing criterion 1122(d)(2)(vii)(B) in that GE Capital’s agreements with the vendor do not require the vendor to prepare account reconciliations within 30 calendar days after the bank statement cutoff date. GE Capital monitors that the vendor prepares account reconciliations within 40 calendar days after GE Capital’s fiscal month-end close.

With respect to servicing criterion 1122(d)(2)(vii), certain account reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. Certain of these instances of material noncompliance related to account reconciliations prepared by a vendor. GE Capital has identified a material deficiency in its policies and procedures to monitor the vendor’s compliance in that GE Capital’s agreements with the vendor do not require the vendor to prepare account reconciliations within 30 calendar days after the bank statement cutoff date and GE Capital’s compensating control failed to operate effectively.

Management’s Discussion: In all instances where bank reconciliations were not prepared in accordance with 1122(d)(2)(vii), the bank reconciliations were subsequently prepared and reviewed with no exceptions.

ITEM 1123 of Regulation AB. Servicer Compliance Statement.

GE Capital (in its role as servicer) and GECDF have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity. Each of GE Capital and GECDF has completed a statement of compliance (each a “Compliance Statement”), in each case signed by an authorized officer of GE Capital and GECDF, respectively. The Compliance Statements are attached as exhibits to this Form 10−K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2012

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

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1	Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2	Series 2009-1 Indenture Supplement, dated as of August 13, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 13, 2009 and filed on August 17, 2009).

Exhibit 4.3	Series 2011-1 Indenture Supplement, dated as of August 10, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 10, 2011 and filed on August 11, 2011).

Exhibit 4.4	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.5	Amended and Restated Series 2007-1 Indenture Supplement, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.6	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.7	Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.8	Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.9	Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.10	Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).
12

Exhibit 4.11	Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.12	Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.13	Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.14	Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.15	Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.16	Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.17	Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 4.18	Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.19	Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 4.20	Supplement No. 14 to Master Indenture, dated as of December 16, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 4.21	Supplement No. 15 to Indenture, dated as of February 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 14, 2012 and filed on February 16, 2012).

Exhibit 99.1	Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2	Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).
13

Exhibit 99.3	Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9	Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10	Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11	Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12	Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13	Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).
14

Exhibit 99.14	Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15	Amendment No. 8 to Receivables Sale Agreement, dated as of December 16, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.16	Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.17	Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.18	Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.19	Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.20	Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.21	Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.22	Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.23	Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.24	Amendment No. 9 to Receivables Purchase and Contribution Agreement, dated as of December 16, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.25	Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).
15

Exhibit 99.26	Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.27

Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.28	Amendment No. 4 to Amended and Restated Servicing Agreement, dated as of December 16, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.29	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.30	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 31.1	Certification of Officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.

16