Form 10-K
period 2012-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2013-03-21
CIK 1290200, 1290205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 4. Mine Safety Disclosures.

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

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13, Certain Relationships and Related Transactions, and Director Independence

ITEM 14, Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1	Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2	Series 2011-1 Indenture Supplement, dated as of August 10, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 10, 2011 and filed on August 11, 2011).

Exhibit 4.3	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.4	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.5	Series 2012-3 Indenture Supplement, dated as of July 31, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 31, 2012 and filed on August 6, 2012).

Exhibit 4.6	Series 2012-4 Indenture Supplement, dated as of November 9, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 9, 2012 and filed on November 14, 2012).

Exhibit 4.7	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.8	Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.9	Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.10	Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.11	Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.12	Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.13	Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.14	Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.15	Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.16	Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.17	Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.18	Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 4.19	Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.20	Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 4.21	Supplement No. 14 to Master Indenture, dated as of December 16, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 4.22	Supplement No. 15 to Indenture, dated as of February 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 14, 2012 and filed on February 16, 2012).

Exhibit 4.23	Supplement No. 16 to Indenture, dated as of July 17, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 4.24	Supplement No. 17 to Indenture, dated as of November 7, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 7, 2012 and filed on November 7, 2012).

Exhibit 99.1	Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2	Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.3	Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9	Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10	Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11	Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12	Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13	Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.14	Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15	Amendment No. 8 to Receivables Sale Agreement, dated as of December 16, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.16	Amendment No. 9 to Receivables Sale Agreement, dated as of July 17, 2012, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 17, 2012 and filed July 18, 2012).

Exhibit 99.17	Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.18	Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.19	Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.20	Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.21	Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.22	Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.23	Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.24	Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.25	Amendment No. 9 to Receivables Purchase and Contribution Agreement, dated as of December 16, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.26	Amendment No. 10 to Receivables Purchase and Contribution Agreement, dated as of July 17, 2012, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 99.27	Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.28	Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.29	Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.30	Amendment No. 4 to Amended and Restated Servicing Agreement, dated as of December 16, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.31	Amendment No. 5 to Amended and Restated Servicing Agreement, dated as of July 17, 2012, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 99.32	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.33	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.

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

The Servicing Report and the Attestation Report for GE Capital have identified the following material instances of noncompliance described in such Servicing Report as being applicable to GE Capital:

With respect to servicing criterion 1122(d)(1)(ii), for certain material servicing activities that were outsourced to a vendor, the appropriate policies and procedures were not instituted to monitor the vendor’s compliance with such servicing activities. GE Capital has identified a material deficiency in its policies and procedures to monitor the vendor’s compliance with servicing criterion 1122(d)(2)(vii) in that GE Capital did not instruct the vendor to prepare certain account reconciliations.

Management’s Discussion: In all instances where GE Capital did not instruct the vendor to prepare bank reconciliations in accordance with 1122(d)(2)(vii), the bank reconciliations were subsequently prepared and reviewed with no exceptions. GE Capital has engaged in a long-term project to fully automate the preparation of investor reports. As part of this project, the new automated system will include a pre-populated table of all new accounts required for each new deal and GE Capital’s Operation group will assign an owner in the system responsible for the monthly reconciliation of each new account. GE Capital’s Accounting group will approve each new addition. Reports will be downloaded on a monthly basis to check the status of all reconciliations. As a result of these system and procedural upgrades, the processes which resulted in the noncompliance noted above will be automated commencing with the preparation of the investor reports delivered in connection with the April, 2013 payment date.

With respect to servicing criterion 1122(d)(2)(vii), certain account reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. Certain of these instances of material noncompliance related to account reconciliations prepared by a vendor. GE Capital has identified a material deficiency in its policies and procedures to monitor the vendor’s compliance in that GE Capital did not instruct the vendor to prepare certain account reconciliations.

Management’s Discussion: In all instances where bank reconciliations were not prepared in accordance with 1122(d)(2)(vii), the bank reconciliations were subsequently prepared and reviewed with no exceptions. GE Capital has engaged in a long-term project to fully automate the preparation of investor reports. As part of this project, the new automated system will include a pre-populated table of all new accounts required for each new deal and GE Capital’s Operation group will assign an owner in the system responsible for the monthly reconciliation of each new account. GE Capital’s Accounting group will approve each new addition. Reports will be downloaded on a monthly basis to check the status of all reconciliations. As a result of these system and procedural upgrades, the processes which resulted in the noncompliance noted above will be automated commencing with the preparation of the investor reports delivered in connection with the April, 2013 payment date.

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

Date: March 21, 2013

CDF FUNDING, INC.

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

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 4.1	Master Indenture, dated as of August 12, 2004, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8−K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.2	Series 2011-1 Indenture Supplement, dated as of August 10, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 10, 2011 and filed on August 11, 2011).

Exhibit 4.3	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.4	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.5	Series 2012-3 Indenture Supplement, dated as of July 31, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 31, 2012 and filed on August 6, 2012).

Exhibit 4.6	Series 2012-4 Indenture Supplement, dated as of November 9, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 9, 2012 and filed on November 14, 2012).

Exhibit 4.7	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 4.8	Supplement No. 1 to Master Indenture, dated as of May 5, 2005, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8−K dated May 11, 2005 and filed on May 11, 2005).

Exhibit 4.9	Supplement No. 2 to Master Indenture, dated as of April 28, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8−K dated April 28, 2006 and filed on May 4, 2006).

Exhibit 4.10	Supplement No. 3 to Master Indenture, dated as of June 30, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 4.11	Supplement No. 4 to Master Indenture, dated as of August 10, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.4 to Form 8−K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 4.12	Supplement No. 5 to Master Indenture, dated as of November 9, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8−K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 4.13	Supplement No. 6 to Master Indenture, dated as of May 31, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 4.14	Supplement No. 7 to Master Indenture, dated as of August 2, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2007 and filed on August 2, 2007).

Exhibit 4.15	Supplement No. 8 to Master Indenture, dated as of June 6, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 6, 2008 and filed on June 11, 2008).

Exhibit 4.16	Supplement No. 9 to Master Indenture, dated as of December 30, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 4.17	Supplement No. 10 to Master Indenture, dated as of June 26, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated June 26, 2009 and filed on June 26, 2009).

Exhibit 4.18	Supplement No. 11 to Master Indenture, dated as of August 5, 2009, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 4.19	Supplement No. 12 to Master Indenture, dated as of December 6, 2010, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated as of December 6, 2010 and filed on December 7, 2010).

Exhibit 4.20	Supplement No. 13 to Master Indenture, dated as of March 1, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 4.21	Supplement No. 14 to Master Indenture, dated as of December 16, 2011, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 4.22	Supplement No. 15 to Indenture, dated as of February 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 14, 2012 and filed on February 16, 2012).

Exhibit 4.23	Supplement No. 16 to Indenture, dated as of July 17, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 4.24	Supplement No. 17 to Indenture, dated as of November 7, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 7, 2012 and filed on November 7, 2012).

Exhibit 99.1	Receivables Sale Agreement, dated as of August 12, 2004, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.2	Receivables Purchase and Contribution Agreement, dated as of August 12, 2004, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.2 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.3	Amended and Restated Servicing Agreement, dated as of June 30, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.3 on Form 8-K dated June 30, 2006 and filed on July 3, 2006).

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	Amendment No. 1 to Receivables Sale Agreement, dated as of May 5, 2005, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 99.9 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.9	Amendment No. 2 to Receivables Sale Agreement, dated as of August 10, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.10	Amendment No. 3 to Receivables Sale Agreement, dated as of November 9, 2006, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.11	Amendment No. 4 to Receivables Sale Agreement, dated as of April 26, 2007, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.12	Amendment No. 5 to Receivables Sale Agreement, dated as of January 1, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.13	Amendment No. 6 to Receivables Sale Agreement, dated as of December 6, 2010, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.14	Amendment No. 7 to Receivables Sale Agreement, dated as of March 1, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.15	Amendment No. 8 to Receivables Sale Agreement, dated as of December 16, 2011, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.16	Amendment No. 9 to Receivables Sale Agreement, dated as of July 17, 2012, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 17, 2012 and filed July 18, 2012).

Exhibit 99.17	Amendment No. 1 to Receivables Purchase and Contribution Agreement, dated as of May 5, 2005, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 99.10 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.18	Amendment No. 2 to Receivables Purchase and Contribution Agreement, dated as of August 10, 2006, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.6 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.19	Amendment No. 3 to Receivables Purchase and Contribution Agreement, dated as of April 26, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 26, 2007 and filed on April 26, 2007).

Exhibit 99.20	Amendment No. 4 to Receivables Purchase and Contribution Agreement, dated as of May 31, 2007, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 31, 2007 and filed on May 31, 2007).

Exhibit 99.21	Amendment No. 5 to Receivables Purchase and Contribution Agreement, dated as of December 30, 2008, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 30, 2008 and filed on January 2, 2009).

Exhibit 99.22	Amendment No. 6 to Receivables Purchase and Contribution Agreement, dated as of January 1, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated January 1, 2010 and filed on January 5, 2010).

Exhibit 99.23	Amendment No. 7 to Receivables Purchase and Contribution Agreement, dated as of December 6, 2010, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.24	Amendment No. 8 to Receivables Purchase and Contribution Agreement, dated as of March 1, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.25	Amendment No. 9 to Receivables Purchase and Contribution Agreement, dated as of December 16, 2011, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.26	Amendment No. 10 to Receivables Purchase and Contribution Agreement, dated as of July 17, 2012, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 99.27	Amendment No. 1 to Amended and Restated Servicing Agreement, dated as of August 10, 2006, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.7 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.28	Amendment No. 2 to Amended and Restated Servicing Agreement, dated as of December 6, 2010, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.29	Amendment No. 3 to Amended and Restated Servicing Agreement, dated as of March 1, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 1, 2011 and filed on March 4, 2011).

Exhibit 99.30	Amendment No. 4 to Amended and Restated Servicing Agreement, dated as of December 16, 2011, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 16, 2011 and filed on December 20, 2011).

Exhibit 99.31	Amendment No. 5 to Amended and Restated Servicing Agreement, dated as of July 17, 2012, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 17, 2012 and filed on July 18, 2012).

Exhibit 99.32	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.33	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset−Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.