Form 10-K
period 2014-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2015-03-27
CIK 1290200, 1290205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10, Directors, Executive Officers and Corporate Governance

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13, Certain Relationships and Related Transactions, and Director Independence

ITEM 14, Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.3	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.4	Series 2012-3 Indenture Supplement, dated as of July 31, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 31, 2012 and filed on August 6, 2012).

Exhibit 4.5	Series 2012-4 Indenture Supplement, dated as of November 9, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 9, 2012 and filed on November 14, 2012).

Exhibit 4.6	Series 2013-1 Indenture Supplement, dated as of April 30, 2013, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 3, 2013 and filed on May 3, 2013).

Exhibit 4.7	Series 2014-1 Indenture Supplement, dated as of July 22, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 22, 2014 and filed on July 24, 2014).

Exhibit 4.8	Series 2014-2 Indenture Supplement, dated as of October 21, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated October 21, 2014 and filed on October 24, 2014).

Exhibit 4.9	Series 2015-1 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.10	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.11	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.3	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.9	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.10	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.

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

ITEM 1117 of Regulation AB. Legal Proceedings.

Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of GE Commercial Distribution Finance Corporation (“GECDF” or the “Sponsor”), the Depositor, the Indenture Trustee, the Owner Trustee, the Issuing Entity, General Electric Capital Corporation (“GE Capital”), Brunswick Acceptance Company, LLC, or Polaris Acceptance, or of which any property of the foregoing is subject, that are material to holders of the Notes.

The Indenture Trustee has provided the following information for inclusion in this Form 10-K:

Deutsche Bank Trust Company Americas (“DBTCA”) has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the NY Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as indenture trustee on behalf of the noteholders.

The Owner Trustee has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, BNY Mellon Trust of Delaware and its affiliates, including The Bank of New York Mellon, are named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain RMBS transactions, The Bank of New York Mellon was named as a defendant in a lawsuit by a group of institutional investors. This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.

ITEM 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GE Capital, GECDF and DBTCA (in its role as Indenture Trustee) (the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for DBTCA, GECDF or GE Capital have identified any material instances of noncompliance with the servicing criteria applicable to DBTCA, GECDF or GE Capital, as applicable.

ITEM 1123 of Regulation AB. Servicer Compliance Statement.

GE Capital (in its role as servicer) and GECDF have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity. Each of GE Capital and GECDF has completed a statement of compliance (each a “Compliance Statement”), in each case signed by an authorized officer of GE Capital and GECDF, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 27, 2015

CDF FUNDING, INC.

By:	/s/ Thomas A. Davidson
Name:	Thomas A. Davidson
Title:	Vice President and senior officer
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

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (“the Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBCTA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Series 2012-1 Indenture Supplement, dated as of February 22, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 22, 2012 and filed on February 28, 2012).

Exhibit 4.3	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.4	Series 2012-3 Indenture Supplement, dated as of July 31, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 31, 2012 and filed on August 6, 2012).

Exhibit 4.5	Series 2012-4 Indenture Supplement, dated as of November 9, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated November 9, 2012 and filed on November 14, 2012).

Exhibit 4.6	Series 2013-1 Indenture Supplement, dated as of April 30, 2013, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 3, 2013 and filed on May 3, 2013).

Exhibit 4.7	Series 2014-1 Indenture Supplement, dated as of July 22, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 22, 2014 and filed on July 24, 2014).

Exhibit 4.8	Series 2014-2 Indenture Supplement, dated as of October 21, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated October 21, 2014 and filed on October 24, 2014).

Exhibit 4.9	Series 2015-1 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.10	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.11	Amended and Restated Trust Agreement, dated August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.3	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between the Issuing Entity and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.5	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.6	Amended and Restated Sub-servicing Agreement, dated as of August 10, 2006, between GE Capital and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006).

Exhibit 99.7	Amended and Restated Intercreditor Agreement, dated November 9, 2006, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006).

Exhibit 99.8	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009).

Exhibit 99.9	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between Master Servicer and GE Commercial Distribution Finance Corporation (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.10	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto and the Master Servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Capital Corporation).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Commercial Distribution Finance Corporation).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Capital Corporation.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Commercial Distribution Finance Corporation.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

Exhibit 35.2	Servicing Compliance Statement of GE Commercial Distribution Finance Corporation.