Form 10-K
period 2015-12-31
GE Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2016-03-29
CIK 1290200, 1290205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number of issuing entity: 333-158937-01, 333-115582, 333-130782-02, 333-189041-01

GE Dealer Floorplan Master Note Trust

(Exact name of issuing entity as specified in its charter)

Central Index Key Number of issuing entity: 0001290200

CDF Funding, Inc.

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001290205

WELLS FARGO Commercial Distribution Finance, LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001185251

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10, Directors, Executive Officers and Corporate Governance

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13, Certain Relationships and Related Transactions, and Director Independence

ITEM 14, Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (the “Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782)).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Supplement No. 1 to Amended and Restated Master Indenture, dated as of November 24, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 4.3	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.4	Series 2013-1 Indenture Supplement, dated as of April 30, 2013, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 3, 2013 and filed on May 3, 2013).

Exhibit 4.5	Series 2014-1 Indenture Supplement, dated as of July 22, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 22, 2014 and filed on July 24, 2014).

Exhibit 4.6	Series 2014-2 Indenture Supplement, dated as of October 21, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 21, 2014 and filed on October 24, 2014).

Exhibit 4.7	Series 2015-1 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.8	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.9	Amended and Restated Trust Agreement, dated as of August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004 (No. 333-74457-02, 333-84458-02, 333-115582 and 333-115582-03)).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and the General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 4.2 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.3	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.5	Amendment No. 1 to Amended and Restated Receivables Purchase and Contribution Agreement, dated as of November 24, 2015, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.6	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between the Issuing Entity and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.7	Amendment No. 1 to Second Amended and Restated Servicing Agreement, dated as of November 24, 2015, between the Issuing Entity and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.8	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of December 2, 2015, between the Issuing Entity, General Electric Capital LLC (“GE Capital LLC”), as resigning master servicer, and GE Capital US Holdings, Inc. (“GE Capital US”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.9	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of March 1, 2016, between the Issuing Entity, GE Capital US, as resigning master servicer, and Wells Fargo Bank, N.A. (“Wells Fargo”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.10	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and GE Capital, as administrator (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.11	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital, as administrator (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009 (No. 333-115582 and 333-115582-03)).

Exhibit 99.12	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of December 2, 2015, between the Issuing Entity, the Owner Trustee, GE Capital LLC, as resigning administrator, and GE Capital US, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.13	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of March 1, 2016, between the Issuing Entity, the Owner Trustee, GE Capital US, as resigning administrator, and Wells Fargo, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.14	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.15	Assignment and Assumption Agreement of Originator Performance Guaranty, dated as of December 2, 2015, between GE Capital LLC, as assignor, and GE Capital US, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.16	Assignment and Assumption Agreement and Amendment No. 1 to Originator Performance Guaranty, dated as of March 1, 2016, between GE Capital US, as assignor, and Wells Fargo, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.17	Originator Performance Guaranty, dated as of March 1, 2016, by Wells Fargo (incorporated by reference to Exhibit 4.5 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.18	Amended and Restated Sub-Servicing Agreement, dated as of August 10, 2006, between GE Capital, as master servicer, and GE Commercial Distribution Finance Corporation (“GECDF”), as sub-servicer (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.19	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between GE Capital, as master servicer, and GECDF, as sub-servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.20	Amended and Restated Intercreditor Agreement, dated as of November 9, 2006, among the sellers party thereto, the Issuing Entity and GE Capital, as servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.21	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto, the Issuing Entity and GE Capital, as servicer(incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.22	Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of November 24, 2015, among the sellers party thereto, the Issuing Entity, GE Capital, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.23	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of December 2, 2015, between GE Capital LLC, as assignor servicer, and GE Capital US, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.24	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of March 1, 2016, between GE Capital US, as assignor servicer, and Wells Fargo, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.25	Servicer Performance Guaranty, dated as of December 2, 2015, by GE Capital LLC (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.26	Assignment and Assumption Agreement of Servicer Performance Guaranty, dated as of December 4, 2015, between General Electric Company (“GE”), as assignor, and GE Capital Global Holdings, LLC, as assignee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Company).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Capital US Holdings, Inc.).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC)).

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Company.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Capital US Holdings, Inc.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC).

Exhibit 34.4	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Company.

Exhibit 35.2	Servicing Compliance Statement of GE Capital US Holdings, Inc.

Exhibit 35.3	Servicing Compliance Statement of Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC).

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

ITEM 1117 of Regulation AB. Legal Proceedings.

Except as set forth below, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC, “WFCDF” or the “Sponsor”), the Depositor, the Indenture Trustee, the Owner Trustee, the Issuing Entity, Wells Fargo Bank, N.A. (“Wells Fargo”), Brunswick Acceptance Company, LLC, or Polaris Acceptance, or of which any property of the foregoing is subject, that are material to holders of the Notes.

The Indenture Trustee has provided the following information for inclusion in this Form 10-K:

On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”).  An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action.  On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice.  Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the NY Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action).  The SDNY Action is styled both as a derivative action on behalf of the named RMBS trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts.  On January 19, 2016, the court overseeing the SDNY Action granted in part the defendants’ motion to dismiss on procedural grounds:  as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in defendants’ motion to dismiss.  The court further ordered plaintiffs to file an amended complaint consistent with its ruling as to the remaining 64 trusts governed by indentures.  The defendants will have an opportunity to file new defensive motions with respect to the amended complaint after it is filed. DBTCA will continue to vigorously defend the SDNY Action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as indenture trustee on behalf of the noteholders.

The Owner Trustee has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon, an affiliate of BNY Mellon Trust of Delaware, is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously. Other than the foregoing, there are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against the Owner Trustee that will have a materially adverse effect on its services as Owner Trustee.

ITEM 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GE (as successor by merger to GE Capital), GE Capital US, WFCDF and DBTCA (in its role as Indenture Trustee) (the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for DBTCA, WFCDF, GE or GE Capital US have identified any material instances of noncompliance with the servicing criteria applicable to DBTCA, WFCDF, GE or GE Capital US, as applicable.

ITEM 1123 of Regulation AB. Servicer Compliance Statement.

GE (as successor by merger to GE Capital) (in its role as servicer), GE Capital US and WFCDF have been identified by the registrant as servicers with respect to the asset pool held by the Issuing Entity. Each of GE, GE Capital US and WFCDF has completed a statement of compliance (each a “Compliance Statement”), in each case signed by an authorized officer of GE, GE Capital US and WFCDF, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2016

CDF FUNDING, INC.

By:	/s/ John E. Peak
Name: John E. Peak
Title: Senior Officer in charge of Securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (the “Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782)).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (the “Issuing Entity”) and Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Supplement No. 1 to Amended and Restated Master Indenture, dated as of November 24, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 4.3	Series 2012-2 Indenture Supplement, dated as of May 16, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 16, 2012 and filed on May 21, 2012).

Exhibit 4.4	Series 2013-1 Indenture Supplement, dated as of April 30, 2013, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 3, 2013 and filed on May 3, 2013).

Exhibit 4.5	Series 2014-1 Indenture Supplement, dated as of July 22, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 22, 2014 and filed on July 24, 2014).

Exhibit 4.6	Series 2014-2 Indenture Supplement, dated as of October 21, 2014, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 21, 2014 and filed on October 24, 2014).

Exhibit 4.7	Series 2015-1 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.8	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.9	Amended and Restated Trust Agreement, dated as of August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004 (No. 333-74457-02, 333-84458-02, 333-115582 and 333-115582-03)).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and the General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 4.2 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.3	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.5	Amendment No. 1 to Amended and Restated Receivables Purchase and Contribution Agreement, dated as of November 24, 2015, between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.6	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between the Issuing Entity and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.7	Amendment No. 1 to Second Amended and Restated Servicing Agreement, dated as of November 24, 2015, between the Issuing Entity and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.8	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of December 2, 2015, between the Issuing Entity, General Electric Capital LLC (“GE Capital LLC”), as resigning master servicer, and GE Capital US Holdings, Inc. (“GE Capital US”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.9	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of March 1, 2016, between the Issuing Entity, GE Capital US, as resigning master servicer, and Wells Fargo Bank, N.A. (“Wells Fargo”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.10	Administration Agreement, dated as of August 12, 2004, between the Issuing Entity and GE Capital, as administrator (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.11	First Amendment to Administration Agreement, dated as of August 5, 2009, between the Issuing Entity and GE Capital, as administrator (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009 (No. 333-115582 and 333-115582-03)).

Exhibit 99.12	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of December 2, 2015, between the Issuing Entity, the Owner Trustee, GE Capital LLC, as resigning administrator, and GE Capital US, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.13	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of March 1, 2016, between the Issuing Entity, the Owner Trustee, GE Capital US, as resigning administrator, and Wells Fargo, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.14	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.15	Assignment and Assumption Agreement of Originator Performance Guaranty, dated as of December 2, 2015, between GE Capital LLC, as assignor, and GE Capital US, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 99.16	Assignment and Assumption Agreement and Amendment No. 1 to Originator Performance Guaranty, dated as of March 1, 2016, between GE Capital US, as assignor, and Wells Fargo, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.17	Originator Performance Guaranty, dated as of March 1, 2016, by Wells Fargo (incorporated by reference to Exhibit 4.5 to Form 8-K dated March 4, 2016 and filed on March 4, 2016)).

Exhibit 99.18	Amended and Restated Sub-Servicing Agreement, dated as of August 10, 2006, between GE Capital, as master servicer, and GE Commercial Distribution Finance Corporation (“GECDF”), as sub-servicer (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.19	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between GE Capital, as master servicer, and GECDF, as sub-servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010).

Exhibit 99.20	Amended and Restated Intercreditor Agreement, dated as of November 9, 2006, among the sellers party thereto, the Issuing Entity and GE Capital, as servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.21	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto, the Issuing Entity and GE Capital, as servicer(incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.22	Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of November 24, 2015, among the sellers party thereto, the Issuing Entity, GE Capital, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.23	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of December 2, 2015, between GE Capital LLC, as assignor servicer, and GE Capital US, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.24	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of March 1, 2016, between GE Capital US, as assignor servicer, and Wells Fargo, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.25	Servicer Performance Guaranty, dated as of December 2, 2015, by GE Capital LLC (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.26	Assignment and Assumption Agreement of Servicer Performance Guaranty, dated as of December 4, 2015, between General Electric Company (“GE”), as assignor, and GE Capital Global Holdings, LLC, as assignee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015)).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (General Electric Company).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (GE Capital US Holdings, Inc.).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC)).

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to General Electric Company.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to GE Capital US Holdings, Inc.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC).

Exhibit 34.4	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Company.

Exhibit 35.2	Servicing Compliance Statement of GE Capital US Holdings, Inc.

Exhibit 35.3	Servicing Compliance Statement of Wells Fargo Commercial Distribution Finance, LLC (formerly GE Commercial Distribution Finance LLC).