Form 10-K
period 2018-12-31
Wells Fargo Dealer Floorplan Master Note Trust; CDF Funding, Inc.
filed 2019-03-29
CIK 1290200, 1290205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ITEM 10, Directors, Executive Officers and Corporate Governance

ITEM 11, Executive Compensation

ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13, Certain Relationships and Related Transactions, and Director Independence

ITEM 14, Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Exhibit Index.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (the “Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782)).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013 (No. 333-189041 and 333-189041-01)).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (“GEDFMNT”) and Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Supplement No. 1 to Amended and Restated Master Indenture, dated as of November 24, 2015, between GEDFMNT and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 4.3	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between GEDFMNT and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.4	Amended and Restated Trust Agreement, dated as of August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004 (No. 333-74457-02, 333-84458-02, 333-115582 and 333-115582-03)).

Exhibit 4.5	First Amendment to Amended and Restated Trust Agreement, dated as of May 13, 2016, between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2016 and filed on May 18, 2016).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 4.2 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.3	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.5	Amendment No. 1 to Amended and Restated Receivables Purchase and Contribution Agreement, dated as of November 24, 2015, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.6	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between GEDFMNT and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.7	Amendment No. 1 to Second Amended and Restated Servicing Agreement, dated as of November 24, 2015, between GEDFMNT and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.8	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of December 2, 2015, between GEDFMNT, General Electric Capital LLC (“GE Capital LLC”), as resigning master servicer, and GE Capital US Holdings, Inc. (“GE Capital US”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.9	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of March 1, 2016, between GEDFMNT, GE Capital US, as resigning master servicer, and Wells Fargo Bank, N.A. (“Wells Fargo”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.10	Administration Agreement, dated as of August 12, 2004, between GEDFMNT and GE Capital, as administrator (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.11	First Amendment to Administration Agreement, dated as of August 5, 2009, between GEDFMNT and GE Capital, as administrator (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009 (No. 333-115582 and 333-115582-03)).

Exhibit 99.12	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of December 2, 2015, between GEDFMNT, the Owner Trustee, GE Capital LLC, as resigning administrator, and GE Capital US, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.13	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of March 1, 2016, between GEDFMNT, the Owner Trustee, GE Capital US, as resigning administrator, and Wells Fargo, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.14	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.15	Assignment and Assumption Agreement of Originator Performance Guaranty, dated as of December 2, 2015, between GE Capital LLC, as assignor, and GE Capital US, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.16	Assignment and Assumption Agreement and Amendment No. 1 to Originator Performance Guaranty, dated as of March 1, 2016, between GE Capital US, as assignor, and Wells Fargo, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.17	Originator Performance Guaranty, dated as of March 1, 2016, by Wells Fargo (incorporated by reference to Exhibit 4.5 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.18	Amended and Restated Sub-Servicing Agreement, dated as of August 10, 2006, between GE Capital, as master servicer, and GE Commercial Distribution Finance Corporation (“GECDF”), as sub-servicer (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.19	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between GE Capital, as master servicer, and GECDF, as sub-servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010 (No. 333-115582 and 333-115582-03)).

Exhibit 99.20	Amended and Restated Intercreditor Agreement, dated as of November 9, 2006, among the sellers party thereto, GEDFMNT and GE Capital, as servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.21	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto, GEDFMNT and GE Capital, as servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.22	Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of November 24, 2015, among the sellers party thereto, GEDFMNT, GE Capital, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.23	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of December 2, 2015, between GE Capital LLC, as assignor servicer, and GE Capital US, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.24	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of March 1, 2016, between GE Capital US, as assignor servicer, and Wells Fargo, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.25	Servicer Performance Guaranty, dated as of December 2, 2015, by GE Capital LLC (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.26	Assignment and Assumption Agreement of Servicer Performance Guaranty, dated as of December 4, 2015, between General Electric Company (“GE”), as assignor, and GE Capital Global Holdings, LLC, as assignee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Bank, N.A.).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Commercial Distribution Finance, LLC).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to Wells Fargo Bank, N.A.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to Wells Fargo Commercial Distribution Finance, LLC.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of Wells Fargo Bank, N.A.

Exhibit 35.2	Servicing Compliance Statement of Wells Fargo Commercial Distribution Finance, LLC.

(b)	Exhibit Index.

The exhibits listed below are incorporated by reference as indicated:

Exhibit 3.1	Certificate of Incorporation of CDF Funding, Inc. (the “Depositor”), as last amended on February 5, 2004, (incorporated by reference to Exhibit 3.1 to Form S-3/A dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782)).

Exhibit 3.2	By-laws of the Depositor (incorporated by reference to Exhibit 3.2 to Form S-3 dated May 31, 2013 and filed on June 3, 2013 (No. 333-189041 and 333-189041-01)).

Exhibit 4.1	Amended and Restated Master Indenture, dated as of July 11, 2014, between GE Dealer Floorplan Master Note Trust (“GEDFMNT”) and Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 4.2	Supplement No. 1 to Amended and Restated Master Indenture, dated as of November 24, 2015, between GEDFMNT and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 4.3	Series 2015-2 Indenture Supplement, dated as of February 4, 2015, between GEDFMNT and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 4, 2015 and filed on February 9, 2015).

Exhibit 4.4	Amended and Restated Trust Agreement, dated as of August 12, 2004, between the Depositor and BNY Mellon Trust of Delaware (the “Owner Trustee”) (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 12, 2004 and filed on August 19, 2004 (No. 333-74457-02, 333-84458-02, 333-115582 and 333-115582-03)).

Exhibit 4.5	First Amendment to Amended and Restated Trust Agreement, dated as of May 13, 2016, between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2016 and filed on May 18, 2016).

Exhibit 99.1	Amended and Restated Receivables Sale Agreement, dated as of July 11, 2014, among the sellers party thereto and the Depositor (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.2	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and General Electric Capital Corporation (“GE Capital”) (incorporated by reference to Exhibit 4.2 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.3	Amended and Restated Receivables Purchase and Contribution Agreement, dated as of July 11, 2014, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.3 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.4	Reassignment No. 5, dated as of September 30, 2015, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.1 to Form 8-K dated October 5, 2015 and filed on October 5, 2015).

Exhibit 99.5	Amendment No. 1 to Amended and Restated Receivables Purchase and Contribution Agreement, dated as of November 24, 2015, between the Depositor and GEDFMNT (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.6	Second Amended and Restated Servicing Agreement, dated as of July 11, 2014, between GEDFMNT and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.7	Amendment No. 1 to Second Amended and Restated Servicing Agreement, dated as of November 24, 2015, between GEDFMNT and GE Capital, as master servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.8	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of December 2, 2015, between GEDFMNT, General Electric Capital LLC (“GE Capital LLC”), as resigning master servicer, and GE Capital US Holdings, Inc. (“GE Capital US”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.9	Instrument of Resignation, Appointment and Acceptance of Master Servicer, dated as of March 1, 2016, between GEDFMNT, GE Capital US, as resigning master servicer, and Wells Fargo Bank, N.A. (“Wells Fargo”), as successor master servicer (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.10	Administration Agreement, dated as of August 12, 2004, between GEDFMNT and GE Capital, as administrator (incorporated by reference to Exhibit 99.4 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.11	First Amendment to Administration Agreement, dated as of August 5, 2009, between GEDFMNT and GE Capital, as administrator (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 5, 2009 and filed on August 10, 2009 (No. 333-115582 and 333-115582-03)).

Exhibit 99.12	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of December 2, 2015, between GEDFMNT, the Owner Trustee, GE Capital LLC, as resigning administrator, and GE Capital US, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.13	Instrument of Resignation, Appointment and Acceptance of Administrator, dated as of March 1, 2016, between GEDFMNT, the Owner Trustee, GE Capital US, as resigning administrator, and Wells Fargo, as successor administrator (incorporated by reference to Exhibit 4.2 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.14	Originator Performance Guaranty, dated as of August 12, 2004, by GE Capital (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to Form S-3 Registration Statement dated June 21, 2006 and filed on June 21, 2006 (No. 333-130782, 333-130782-01 and 333-130782-02)).

Exhibit 99.15	Assignment and Assumption Agreement of Originator Performance Guaranty, dated as of December 2, 2015, between GE Capital LLC, as assignor, and GE Capital US, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.16	Assignment and Assumption Agreement and Amendment No. 1 to Originator Performance Guaranty, dated as of March 1, 2016, between GE Capital US, as assignor, and Wells Fargo, as assignee (incorporated by reference to Exhibit 4.4 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.17	Originator Performance Guaranty, dated as of March 1, 2016, by Wells Fargo (incorporated by reference to Exhibit 4.5 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.18	Amended and Restated Sub-Servicing Agreement, dated as of August 10, 2006, between GE Capital, as master servicer, and GE Commercial Distribution Finance Corporation (“GECDF”), as sub-servicer (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 10, 2006 and filed on August 11, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.19	First Amendment to Amended and Restated Sub-Servicing Agreement, dated as of December 6, 2010, between GE Capital, as master servicer, and GECDF, as sub-servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 6, 2010 and filed on December 7, 2010 (No. 333-115582 and 333-115582-03)).

Exhibit 99.20	Amended and Restated Intercreditor Agreement, dated as of November 9, 2006, among the sellers party thereto, GEDFMNT and GE Capital, as servicer (incorporated by reference to Exhibit 4.4 to Form 8-K dated November 9, 2006 and filed on November 9, 2006 (No. 333-115582 and 333-115582-03)).

Exhibit 99.21	Amendment No. 1 to Amended and Restated Intercreditor Agreement, dated as of July 11, 2014, among the sellers party thereto, GEDFMNT and GE Capital, as servicer (incorporated by reference to Exhibit 4.5 to Form 8-K dated July 11, 2014 and filed on July 11, 2014).

Exhibit 99.22	Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of November 24, 2015, among the sellers party thereto, GEDFMNT, GE Capital, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated November 30, 2015 and filed on November 30, 2015).

Exhibit 99.23	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of December 2, 2015, between GE Capital LLC, as assignor servicer, and GE Capital US, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.24	Assignment and Assumption of Amended and Restated Intercreditor Agreement, dated as of March 1, 2016, between GE Capital US, as assignor servicer, and Wells Fargo, as assignee servicer (incorporated by reference to Exhibit 4.3 to Form 8-K dated March 4, 2016 and filed on March 4, 2016).

Exhibit 99.25	Servicer Performance Guaranty, dated as of December 2, 2015, by GE Capital LLC (incorporated by reference to Exhibit 4.5 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 99.26	Assignment and Assumption Agreement of Servicer Performance Guaranty, dated as of December 4, 2015, between General Electric Company (“GE”), as assignor, and GE Capital Global Holdings, LLC, as assignee (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed on December 7, 2015).

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Bank, N.A.).

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Wells Fargo Commercial Distribution Finance, LLC).

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities (Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas).

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to Wells Fargo Bank, N.A.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to Wells Fargo Commercial Distribution Finance, LLC.

Exhibit 34.3	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of Wells Fargo Bank, N.A.

Exhibit 35.2	Servicing Compliance Statement of Wells Fargo Commercial Distribution Finance, LLC.

(c)	Not Applicable.

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

Date:        March 29, 2019

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